Form 10-Q
period 2026-03-31
Inflection Point Acquisition Corp. VI
filed 2026-05-14
CIK 2102041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43212

INFLECTION POINT ACQUISITION CORP. VI

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1680 Michigan Avenue Suite 700 #1031 Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

(212) 295-5830

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	IPFXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	IPFX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IPFXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 14, 2026, there were 25,300,000 Class A ordinary shares, $0.0001 par value and 8,433,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. VI

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1
Condensed Statement of Operations for the Three Months Ended March 31, 2026 (Unaudited)	2
Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three Months Ended March 31, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$2,167,856	$—
Prepaid expenses	47,317	25,000
Total current assets	2,215,173	25,000
Deferred offering costs	—	215,437
Investments held in Trust Account	253,024,708	—
Total Assets	$255,239,881	$240,437

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$88,556	$55,639
Accrued offering costs	78,500	113,440
Advances from related party	10,164	—
Promissory note – related party	36,858	112,418
Total current liabilities	214,078	281,497
Deferred underwriting fee payable	12,045,000	—
Total Liabilities	12,259,078	281,497

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,300,000 and no shares at redemption value of $10.00 and $0.00 per share as of March 31, 2026 and December 31, 2025, respectively	253,024,708	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 25,300,000 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,433,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025	843	843
Additional paid-in capital	—	24,157
Accumulated deficit	(10,044,748)	(66,060)
Total Shareholders’ Deficit	(10,043,905)	(41,060)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$255,239,881	$240,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative and operating costs	$125,751
Loss from operations	(125,751)

Other (expense) income:
Compensation expense	(1,338,475)
Interest earned on investments held in Trust Account	24,708
Total other expense, net	(1,313,767)

Net loss	$(1,439,518)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares subject to possible redemption	284,270

Basic and diluted net income per ordinary share, Class A redeemable ordinary shares subject to possible redemption	$18.12

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares	7,345,693

Basic net loss per ordinary share, Class B non-redeemable ordinary shares	$(0.90)

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	8,433,333

Diluted net loss per ordinary share, Class B non-redeemable ordinary shares	$(0.78)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND

SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	—	$—	8,433,333	$843	$24,157	$(66,060)	$(41,060)

Issuance of Class A ordinary shares in Initial Public Offering, net of underwriting discounts and offering expenses	25,300,000	232,436,671	—	—	—	—	—	—	—

Share-based compensation (Note 5)	—	—	—	—	—	—	1,338,475	—	1,338,475

Sale of 7,400,000 Private Placement Warrants	—	—	—	—	—	—	7,400,000	—	7,400,000

Fair Value of Public Warrants included in Units	—	—	—	—	—	—	3,552,120	—	3,552,120

Allocated value of transaction costs to Class A ordinary shares subject to possible redemption							(265,885)	—	(265,885)

Remeasurement of Class A ordinary shares to redemption value		20,588,037					(12,048,867)	(8,539,170)	(20,588,037)

Net loss	—	—	—	—	—	—	—	(1,439,518)	(1,439,518)
Balance – March 31, 2026	25,300,000	$253,024,708	—	$—	8,433,333	$843	$—	$(10,044,748)	$(10,043,905)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,439,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative and operating costs through promissory note – related party	25,889
Interest earned on marketable securities held in Trust Account	(24,708)
Compensation expense	1,338,475
Changes in operating assets and liabilities:
Prepaid expenses	(17,673)
Accrued expenses	32,917
Net cash used in operating activities	(84,618)

Cash Flows from Investing Activities:
Purchase of money market funds held in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,600,000
Proceeds from sale of Private Placements Warrants	7,400,000
Advances from related party	10,164
Repayment of promissory note - related party	(112,418)
Payment of offering costs	(645,272)
Net cash provided by financing activities	255,252,474

Net Change in Cash	2,167,856
Cash – Beginning of period	―
Cash – End of period	$2,167,856

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$10,208
Offering costs paid through promissory note – related party	$6,325
Prepaid expenses paid through promissory note – related party	$4,644
Deferred underwriting fee payable	$12,045,000
Remeasurement of Class A ordinary shares subject to possible redemption	$20,588,037

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Inflection Point Acquisition Corp. VI (the “Company”) is a special purpose acquisition company incorporated as a Cayman Islands exempted company on September 12, 2025, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 12, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 26, 2026. On March 30, 2026, the Company consummated the Initial Public Offering of 25,300,000 units (each, a “Unit” and collectively, the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to Inflection Point Holdings VI LLC (the “Sponsor”) and Cantor Fitzgerald & Co, the representative of the underwriters, generating gross proceeds of $7,400,000. Of those 7,400,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,400,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Transaction costs amounted to $17,277,094, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee and $832,094 of other offering costs.

Inflection Point Fund I, LP (“IPF”), an affiliate of the Sponsor and the executive officers, intends to commit an aggregate of $25,000,000 into a private investment in public equity (“PIPE”) transaction in connection with the initial Business Combination, subject to diligence and approval of IPF’s investment committee. Any such commitment and purchase will be subject to approval of IPF’s investment committee prior to the closing of the initial Business Combination. Accordingly, if IPF’s investment committee does not give its approval, IPF will not be obligated to make such investment. Further, the Company has the right, in its sole discretion, to reduce the amount of or decline such investment. The Company expects that the terms of any such PIPE transaction will be negotiated with the applicable Business Combination target and investors (including IPF), at the time a Business Combination agreement is signed. As a result of additional costs in connection with such anticipated PIPE transaction, the Company is entitled to withdraw a maximum of $500,000 of funds from interest earned on the Trust Account for working capital purposes per year (plus the rollover of unused amounts from prior years).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on March 30, 2026, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was held in a Trust Account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to (a) amounts withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $500,000 (plus the rollover of unused amounts from prior years), and/or (b) to pay for the taxes (any withdrawals to pay for the Company’s taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on the Company, if any) shall not be subject to the $500,000 annual limitation described in the foregoing) (such withdrawals described in clauses (a) and (b), collectively, “Permitted Withdrawals”) interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares in connection with the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent auditors), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $2,167,856 in cash and had a working capital of $2,001,095.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026, no such Working Capital Loans were outstanding.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,167,856 and $0 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $253,024,708, were held in money market funds. As of December 31, 2025, there were no assets held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

Offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ deficit upon the completion of the Initial Public Offering on March 30, 2026.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(3,552,120)
Class A ordinary shares issuance cost	(17,011,209)
Plus:
Remeasurement of carrying value to redemption value	20,588,037
Class A ordinary shares subject to possible redemption, March 31, 2026	$253,024,708

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of loss per Class A redeemable ordinary share and loss per non-redeemable ordinary share following the two-class method of income per ordinary share. In order to determine the net loss attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total net loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders.

Net loss per ordinary share is computed by dividing net loss by class by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 8,433,333 Public Warrants in the calculation of diluted net loss per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per ordinary share for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
Net loss from beginning of the year to date of Initial Public Offering	$(1,444,854)
Net income from date of Initial Public Offering to period end	5,336
Total net loss for the three months ended March 31, 2026	(1,439,518)
Accretion of temporary equity to redemption value	(20,588,037)
Net loss including accretion of temporary equity to redemption value	$(22,027,555)

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

	Three Months Ended
	March 31, 2026
	Class A	Class B Non-
	Redeemable	Redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss from inception to date of Initial Public Offering	$—	$(1,444,854)
Allocation of net income from date of initial public offering to period end	4,002	1,334
Total income (loss) allocated by class	4,002	(1,443,520)

Less: Accretion allocation based on ownership percentage	$(15,441,028)	(5,147,009)
Allocation of accretion of temporary equity to redeemable shares	20,588,037	—
Total net income (loss) by class	$5,151,011	(6,590,529)

Denominator:
Weighted average shares outstanding	284,270	7,345,693
Basic net income (loss) per ordinary share	$18.12	(0.90)

Weighted average shares outstanding	284,270	8,433,333
Diluted net income (loss) per ordinary share	$18.12	(0.78)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. There are 8,433,333 Public Warrants and 7,400,000 Private Placement Warrants currently outstanding as of March 31, 2026. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2025. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the conflicts between the United States and Israel and Iran, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the conflict between the United States and Israel and Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the conflict between the United States and Israel and Iran and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Note 3 — Initial Public Offering

Pursuant to the closing of the Initial Public Offering on March 30, 2026, the Company sold 25,300,000 Units, including 3,300,000 Units for the full exercise of the underwriters’ overallotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (“Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — There are 15,833,333 warrants currently outstanding, including 8,433,333 Public Warrants and 7,400,000 Private Placement Warrants as of March 31, 2026. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2025. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:    The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of the initial Business Combination and ending on the third trading day prior to the date on which the Company sends to the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a sub-division of ordinary shares or other similar event, then, on the effective date of such share capitalization, sub-division or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering on March 30, 2026, the Sponsor and Cantor Fitzgerald & Co. purchased an aggregate of 7,400,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,400,000. Of those 7,400,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,400,000 Private Placement Warrants.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co. or their permitted transferees, the Private Placement Warrants (i) may not be (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with FINRA Rule 5110(g)(8).

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 5 — Related Party Transactions

Founder Shares (Class B Shares)

On October 6, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 8,433,333 founders shares to the Sponsor. Up to 1,100,000 of the founder shares were subject to forfeiture for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On March 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,100,000 founder shares are no longer subject to forfeiture.

On February 13, 2026, the Sponsor granted membership interests equivalent to an aggregate of 925,000 founder shares to the directors and officers of the Company for an aggregate consideration of $2,742.07, or approximately $0.003 per share. The transfer of the founder shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 925,000 founder shares on February 13, 2026 was $1,338,475 or $1.48 per share. The membership interests in founder shares have no further service restrictions, thus, the total fair value of $1,338,475 was recorded as compensation expense on February 13, 2026. The Company established the initial fair value of the founder shares on February 13, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the (i) expected share price at the initial Business Combination of $9.87, (ii) likelihood of Business Combination of 16.0%, (iii) risk-free rate of 3.42%, (iv) volatility of 9.6%, (v) discount for lack of marketability of 3.6%, and (vi) restricted term (years) of 2.63.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) 180 days after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. The Company had $36,858 and $112,418 of borrowings under the promissory note as of March 31, 2026 and December 31, 2025, respectively. Subsequently on April 1, 2026, the Company fully repaid the balance of the promissory note. Borrowing against the note is no longer available.

Advances from Related Party

As of March 31, 2026, advances from the Sponsor amounted to $10,164. Subsequently, the Company returned the advance to the Sponsor on April 2, 2026.

Services and Indemnification Agreement

Commencing on March 26, 2026, the Company entered into an agreement pursuant to which it will pay an aggregate of $29,167 per month to Inflection Point Asset Management LLC (“IPAM” or “Inflection Point Asset Management”), an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of the management team. Any such payments prior to the initial Business Combination will be made from (i) funds held outside the Trust Account or (ii) funds released to the Company as Permitted Withdrawals. In addition, the Company agrees, pursuant to the services and indemnification agreement with the Sponsor and IPAM relating to the monthly payment for office space and administrative services provided to members of the management team described above, that the Company will indemnify the Sponsor and IPAM from any claims arising out of or relating to this offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended March 31, 2026 and December 31, 2025, the Company incurred and accrued $5,645 and $0 in administrative services fees, respectively.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account and funds received from Permitted Withdrawals to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Units to cover over-allotments, if any. On March 30, 2026, the underwriters exercised their over-allotment option, closing on the 3,300,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $4,400,000 upon the closing of the Initial Public Offering on March 30, 2026. Additionally, the underwriters are entitled to a deferred underwriting discount of $12,045,000 payable only upon the completion of the initial Business Combination.

Note 7 — Shareholder’s Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preference shares at a par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at a par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 25,300,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at a par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 8,433,333 Class B ordinary shares issued and outstanding.

Prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of the Company’s shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

 The Class B ordinary shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 25% of the sum of (i) the total number of ordinary shares issued and outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement equivalent shares issued to the Sponsor, members of the management team or any of their affiliates upon conversion of the Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM is provided with the following key metrics to review and assess:

	March 31, 2026	December 31, 2025
Cash	$2,167,856	$	―
Investments held in Trust Account	$253,024,708	$	―

For the Three Months Ended March 31, 2026
General and administrative and operating costs	$125,751
Interest earned on investments held in Trust Account	$24,708

The CODM reviews the position of total assets reported on the condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company.

The key measures of segment profit or loss reviewed by the CODM are general and administrative and operating costs. General and administrative and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative and operating costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net profit (loss) are reported on the statements of operations and described within their respective disclosures.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

		March 31,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$253,024,708	$ ―

The fair value of the Public Warrants was $3,552,120 or $0.4212 per Public Warrant on March 30, 2026. The fair value of Public Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

March 30, 2026
Risk free rate	3.84%
Volatility	9.3%
Stock price	$9.86
Term remaining (years)	2.71

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Inflection Point Acquisition Corp. VI. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Inflection Point Holdings VI LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a special purpose acquisition company incorporated in the Cayman Islands on September 12, 2025 formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrant, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot provide assurance that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 12, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and/or dividend income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $1,439,518, which consisted of compensation expense of $1,338,475, formation and operating costs of $125,751, and offset by interest earned on investments held in Trust Account of $24,708.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $253,000,000 was placed in the Trust Account. We incurred total transaction costs of $17,277,094, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee and $832,094 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $84,618. Net loss of $1,439,518 was impacted by the compensation expense of $1,338,475, payment of formation and operating costs through promissory note of $25,889, interest earned on marketable securities held in Trust Account of $24,708 and the changes in operating assets and liabilities provided $15,244 of cash from operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $253,024,708 (including approximately $24,708 of interest income) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any, and for Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $2,167,856 outside the Trust Account. We intend to use the funds held outside the Trust Account plus Permitted Withdrawals primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business that are payable prior the closing of a Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Services and Indemnification Agreement

Commencing on March 26, 2026, the Company entered into an agreement pursuant to which it will pay an aggregate of $29,167 per month to Inflection Point Asset Management LLC (“IPAM” or “Inflection Point Asset Management”), an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of our management team. Any such payments prior to the initial Business Combination will be made from (i) funds held outside the Trust Account or (ii) funds released to the Company as permitted withdrawals. In addition, the Company agrees, pursuant to the services and indemnification agreement with the Sponsor and IPAM relating to the monthly payment for office space and administrative services provided to members of our management team described above, that the Company will indemnify the Sponsor and IPAM from any claims arising out of or relating to this offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended March 31, 2026 and December 31, 2025, the Company incurred and accrued $5,645 and $0 in administrative services fees, respectively.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Units to cover over-allotments, if any. On March 30, 2026, the underwriters exercised their over-allotment option, closing on the 3,300,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $4,400,000 upon the closing of the Initial Public Offering on March 30, 2026. Additionally, the underwriters are entitled to a deferred underwriting discount of $12,045,000 payable only upon the completion of the initial Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The accompanying unaudited condensed statement of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net loss allocated to redeemable Class A ordinary shares by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for net loss attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the founder shares, as these founder shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 30, 2026, the Company consummated the Initial Public Offering of 25,300,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Cantor Fitzgerald & Co acted as sole book-running manager and Academy Securities, Inc. acted as co-manager for the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-292443). The Securities and Exchange Commission declared the registration statements effective on March 26, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cantor Fitzgerald & Co, the representative of the underwriters, generating gross proceeds of $7,400,000.

Of those 7,400,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,400,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

We paid transaction costs of $17,277,094, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee and $832,094 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Engagement of IPAM Consultant

The Company expects to engage a consultant from Inflection Point Asset Management to act as our Chief of Staff. In connection with the engagement, the Company anticipates that it will pay an additional $12,500 per month to Inflection Point Asset Management. The audit committee has pre-approved this additional monthly expense as a related party transaction.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-292443), filed by the Company on March 25, 2026).
4.2	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-292443), filed by the Company on March 25, 2026).
4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-292443), filed by the Company on March 25, 2026).
4.4	Warrant Agreement, dated March 26, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.1	Letter Agreement, dated March 26, 2026, by and among the Company, its executive officers, its directors, and Inflection Point Holdings VI LLC (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.2	Investment Management Trust Agreement, dated March 26, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.3	Registration Rights Agreement, dated March 26, 2026, by and among the Company, Inflection Point Holdings VI LLC and the Holders signatory thereto (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.4	Private Placement Warrants Purchase Agreement, dated March 26, 2026, by and between the Company and Inflection Point Holdings VI LLC (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.5	Private Placement Warrants Purchase Agreement, dated March 26, 2026, by and between the Company and Cantor Fitzgerald & Co (incorporated herein by reference to Exhibit 10.5 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.6	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-292443), filed by the Company on March 25, 2026).
10.7	Services and Indemnification Agreement, dated March 26, 2026, by and between the Company, Inflection Point Holdings VI LLC and Inflection Point Asset Management LLC (incorporated herein by reference to Exhibit 10.7 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. VI

Date: May 14, 2026	By:	/s/ Kevin Shannon
	Name:	Kevin Shannon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Adam Saks
	Name:	Adam Saks
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)