Form 10-Q
period 2026-06-30
Inflection Point Acquisition Corp. VI
filed 2026-08-19
CIK 2102041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 19, 2026, there were 25,300,000 Class A ordinary shares, par value $0.0001 per share and 8,433,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. VI

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Consolidated Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 (Unaudited)	2
Condensed Consolidated Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 (Unaudited)	3
Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2026 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
Part II. Other Information
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	33
Part III. Signatures	34

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$1,754,303	$—
Prepaid expenses	129,263	25,000
Prepaid insurance	155,899	—
Forward contract	957,000	—
Total current assets	2,996,465	25,000
Deferred offering costs	—	215,437
Long-term prepaid insurance	114,410	—
Investments held in Trust Account	254,777,090	—
Total Assets	$257,887,965	$240,437

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,853,888	$55,639
Accrued offering costs	75,000	113,440
Advances from related party	—	—
Promissory note – related party	—	112,418
Total current liabilities	1,928,888	281,497
Deferred underwriting fee payable	12,045,000	—
Total Liabilities	13,973,888	281,497

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,300,000 and no shares at redemption value of $10.07 and $0.00 per share as of June 30, 2026 and December 31, 2025, respectively	254,777,090	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 25,300,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,433,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025	843	843
Additional paid-in capital	—	24,157
Accumulated deficit	(10,863,856)	(66,060)
Total Shareholders’ Deficit	(10,863,013)	(41,060)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$257,887,965	$240,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative and operating costs	$2,276,108	$2,401,859
Loss from operations	(2,276,108)	(2,401,859)

Other income (expense):
Gain on change in fair value of forward contract	957,000	957,000
Compensation expense	—	(1,338,475)
Interest earned on investments held in Trust Account	2,252,382	2,277,090
Total other income, net	3,209,382	1,895,615

Net income (loss)	$933,274	$(506,244)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares subject to possible redemption	25,300,000	12,859,669

Basic and diluted net income per ordinary share, Class A redeemable ordinary shares subject to possible redemption	$0.04	$0.49

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares	8,433,333	7,892,449

Basic net loss per ordinary share, Class B non-redeemable ordinary shares	$(0.02)	$(0.86)

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	8,433,333	7,892,449

Diluted net loss per ordinary share, Class B non-redeemable ordinary shares	$(0.02)	$(0.86)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN ORDINARY SHARES
SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	—	$—	8,433,333	$843	$24,157	$(66,060)	$(41,060)

Issuance of Class A ordinary shares in Initial Public Offering, net of underwriting discounts and offering expenses	25,300,000	232,436,671	—	—	—	—	—	—	—

Share-based compensation (Note 5)	—	—	—	—	—	—	1,338,475	—	1,338,475

Sale of 7,400,000 Private Placement Warrants	—	—	—	—	—	—	7,400,000	—	7,400,000

Fair Value of Public Warrants included in Units	—	—	—	—	—	—	3,552,120	—	3,552,120

Allocated value of transaction costs to Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	(265,885)	—	(265,885)

Accretion of Class A ordinary shares to redemption value	—	20,588,037					(12,048,867)	(8,539,170)	(20,588,037)

Net loss	—	—	—	—	—	—	—	(1,439,518)	(1,439,518)

Balance – March 31, 2026	25,300,000	253,024,708	—	—	8,433,333	843	—	(10,044,748)	(10,043,905)

Accretion of Class A ordinary shares to redemption value	—	1,752,382	—	—	—	—	—	(1,752,382)	(1,752,382)

Net income	—	—	—	—	—	—	—	933,274	933,274

Balance – June 30, 2026	25,300,000	$254,777,090	—	$—	8,433,333	$843	$—	$(10,863,856)	$(10,863,013)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(506,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative and operating costs through promissory note – related party	25,889
Gain on change in fair value of forward contract	(957,000)
Compensation expense	1,338,475
Changes in operating assets and liabilities:
Prepaid expenses	(99,619)
Prepaid insurance	(155,899)
Long-term prepaid insurance	(114,410)
Accounts payable and accrued expenses	1,798,249
Net cash provided by operating activities	1,329,441

Cash Flows from Investing Activities:
Purchase of money market funds held in Trust Account	(253,000,000)
Interest earned on investments held in Trust Account	(2,277,090)
Cash withdrawn from Trust Account for working capital purposes	500,000
Net cash used in investing activities	(254,777,090)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,600,000
Proceeds from sale of Private Placements Warrants	7,400,000
Advances from related party	10,164
Repayment of promissory note - related party	(149,276)
Repayment of advances from related party	(10,164)
Payment of offering costs	(648,772)
Net cash provided by financing activities	255,201,952

Net Change in Cash	1,754,303
Cash – Beginning of period	―
Cash – End of period	$1,754,303

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$10,208
Offering costs paid through promissory note – related party	$6,325
Prepaid expenses paid through promissory note – related party	$4,644
Deferred underwriting fee payable	$12,045,000
Accretion of Class A ordinary shares subject to possible redemption	$22,340,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On June 8, 2026 (the “Signing Date”), the Company, entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Quantum Space Business Combination Agreement”), by and among the Company, IPFX PubCo, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“PubCo”), IPFX Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of PubCo (“Merger Sub”), and Quantum Space, LLC, a Delaware limited liability company (“Quantum Space”, and subsequent to the Quantum Space Business Combination, as “Quantum Space OpCo”). The transactions contemplated by the Quantum Space Business Combination Agreement are referred to herein as the “Quantum Space Business Combination.”

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 12, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 26, 2026. On March 30, 2026, the Company consummated the Initial Public Offering of 25,300,000 units (each, a “Unit” and collectively, the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to Inflection Point Holdings VI LLC (the “Sponsor”) and Cantor Fitzgerald & Co, the representative of the Initial Public Offering underwriters, generating gross proceeds of $7,400,000. Of those 7,400,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,400,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Transaction costs amounted to $17,277,094, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee and $832,094 of other offering costs.

On May 13, 2026, the Company announced that, commencing on May 18, 2026, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and the warrants included in the Units. Any Units not separated will continue to trade on the Nasdaq Global Market under the symbol “IPFXU.” The Class A Ordinary shares and the warrants trade on the Nasdaq Global Market under the symbols “IPFX” and “IPFXW,” respectively. Holders of Units need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A ordinary shares and warrants.

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

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Quantum Space Business Combination

On the Signing Date, the Company entered into the Quantum Space Business Combination Agreement, pursuant to which, pursuant to which, among other things and subject to the terms and conditions therein: (1) the Company will change its jurisdiction of incorporation by deregistering from the Register of Companies in the Cayman Islands as a Cayman Islands exempted company by way of continuation out of the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”, and the Company after the Domestication, “Post-Domestication Inflection Point”), (2) following the Domestication, Merger Sub will merge with and into Post-Domestication Inflection Point, with Post-Domestication Inflection Point surviving the merger as a wholly-owned subsidiary of PubCo (the “Merger”), (3) Quantum Space will complete a recapitalization whereby all outstanding equity securities of Quantum Space, other than the Series B convertible preferred units of Quantum Space (the “Pre-Funded Preferred Units”) and the warrants (the “Pre-Funded Warrants”) to purchase common units of Quantum Space issued to the Pre-Funded PIPE Investors (as defined below) in the Pre-Funded PIPE Investment (as defined below), will be converted or exchanged into common units of Quantum Space (the “Quantum Space Common Units”) and (4) the other transactions contemplated by the Quantum Space Business Combination Agreement and documents related thereto will be consummated, resulting in a combined company whereby Quantum Space OpCo will become a subsidiary of the Company, in an umbrella partnership C corporation (“Up-C”) structure, in which substantially all of the assets and the business of the combined company will be held by Quantum Space OpCo and its subsidiaries (the closing of the Quantum Space Business Combination, the “Closing”). In connection with the Quantum Space Business Combination, PubCo will change its name to “Quantum Space, Inc.” (such company after the closing of the Quantum Space Business Combination, “New Quantum Space”).

In connection with the completion of the Quantum Space Business Combination, the Company will provide the holders of its Public Shares (the “Public Shareholders”) the opportunity to redeem their Public Shares on the terms and conditions set forth in the Quantum Space Business Combination Agreement and the Company’s governing documents. The Company will complete the Redemption of properly tendered Public Shares at least one day prior to the Domestication.

Subject to the satisfaction or waiver of the conditions of the Quantum Space Business Combination Agreement, including approval of the Company’s shareholders, (a) immediately prior to the Domestication, pursuant to that certain Sponsor Support Agreement, dated as of June 8, 2026 (the “Sponsor Support Agreement”), by and among the Company, Quantum Space, the Sponsor, and Inflection Point Fund I, LP (“IPF”), the holders of the Class B ordinary shares of Inflection Point, par value $0.0001 per share (each, a “Founder Share” and the holders, the “Inflection Point Class B Shareholders”), will elect to convert each Founder Share, on a one-for-one basis, into a Class A ordinary share of the Company, par value $0.0001 per share (each, an “Inflection Point Class A Share” and together with the Founder Shares, the “Inflection Point Ordinary Shares”) (the “Sponsor Share Conversion”); (b) in connection with the Domestication, (i) each of the then issued and outstanding Inflection Point Class A Shares will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Post-Domestication Inflection Point (the “Post-Domestication Inflection Point Common Stock”); (ii) each then issued and outstanding warrant to purchase one Inflection Point Class A Share (“Inflection Point Warrants”) will convert automatically into a warrant to purchase one share of Post-Domestication Inflection Point Common Stock (each warrant, a “Post-Domestication Warrant”); and (iii) each of the then issued and outstanding units of the Company consisting of one Inflection Point Class A Share and one-third of one Inflection Point Warrant (the “Inflection Point Units”) shall be cancelled and will thereafter entitle the holder thereof to one share of Post-Domestication Inflection Point Common Stock and one-third (1/3rd) of one Post-Domestication Warrant.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Upon the terms and subject to the satisfaction or waiver of the conditions of the Quantum Space Business Combination Agreement, immediately prior to the effective time of the Merger (the “Effective Time”):

(1)	each share of Post-Domestication Inflection Point Common Stock issued and outstanding immediately prior to the Effective Time (other than any shares owned by Post-Domestication Inflection Point, New Quantum Space or Merger Sub) shall automatically be cancelled and extinguished and converted into the right to receive one share of Class A-1 common stock of New Quantum Space (the “New Quantum Space Class A-1 Common Stock”), following which all such shares of Post-Domestication Inflection Point Common Stock shall cease to be outstanding and shall cease to exist;

(2)	each Post-Domestication Inflection Point Warrant issued and outstanding immediately prior to the Effective Time shall automatically be assumed by New Quantum Space and shall thereafter constitute a warrant to acquire one share of New Quantum Space Class A-1 Common Stock (each a “New Quantum Space Warrant”), on substantially the same terms and conditions as the Post-Domestication Inflection Point Warrants and the outstanding warrants of Inflection Point;

(3)	any shares of Post-Domestication Inflection Point Common Stock or other capital stock of Post-Domestication Inflection Point that are owned, immediately prior to the Effective Time, by Post-Domestication Inflection Point (including as treasury shares), New Quantum Space or Merger Sub shall automatically be cancelled, retired and cease to exist, without any conversion thereof or payment therefor; and

(4)	each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall automatically be converted into one validly issued, fully paid and non-assessable share of common stock of Post-Domestication Inflection Point (as the surviving corporation in the Merger), which shares shall, immediately following the Effective Time, constitute the only outstanding shares of capital stock of Post-Domestication Inflection Point and shall be held by New Quantum Space, with the result that Post-Domestication Inflection Point shall continue as the surviving corporation in the Merger and as a direct, wholly owned subsidiary of New Quantum Space.

In connection with the transactions contemplated by the Quantum Space Business Combination Agreement, on the Signing Date, PubCo, Quantum Space and certain accredited investors named therein (the “Closing PIPE Investors”) entered into Securities Purchase Agreements (the “Series A SPAs”). Pursuant to the Series A SPAs, the Closing PIPE Investors agreed, among other things, to purchase, at closing, an aggregate of (i) 19,999,994 shares of Series A preferred stock of New Quantum Space, having the rights, preferences and privileges set forth in the Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock and (ii) Series A warrants of New Quantum Space to purchase an aggregate of 19,999,994 shares of Class A-1 common stock of New Quantum Space, for an aggregate purchase price of $240 million (the “Closing PIPE Investment”). Each share of Series A preferred stock will have a stated value of $12.00.

In connection with the Quantum Space Business Combination, on the Signing Date, Quantum Space entered into Securities Purchase Agreements (the “Series B SPAs”) with IPF, an affiliate of Inflection Point and certain of its directors and officers and certain other accredited investors named therein (collectively, the “Pre-Funded PIPE Investors”). Pursuant to such Securities Purchase Agreements, the Pre-Funded PIPE Investors agreed, among other things, to purchase, and Quantum Space issued and sold, (i) 5,882,352 Series B convertible preferred units of Quantum Space and warrants to purchase 5,882,352 common units of Quantum Space, at an initial exercise price of $12.00 per unit, substantially concurrently with the signing of the Quantum Space Business Combination Agreement, for an aggregate purchase price of approximately $60 million (the “Pre-Funded PIPE Investment”).

Pursuant to the Quantum Space Business Combination Agreement, the aggregate consideration (the “Aggregate Consideration”) to be paid to the holders of securities of Quantum Space (the “Quantum Space Equity Holders”) (other than the holders of the Pre-Funded Preferred Units and the Pre-Funded Warrants in respect of those securities) in respect of the transactions contemplated by the Quantum Space Business Combination, a number of Quantum Space Common Units and shares of New Quantum Space Class A Common Stock equal, in the aggregate, to the quotient of (a) $600,000,000, divided by (b) the per-share redemption price applicable to a Inflection Point Class A Share elected to be redeemed, as calculated in accordance with the Investment Management Trust Agreement dated as of March 26, 2026, by and between Inflection Point and Continental Stock Transfer & Trust Company, and Inflection Point’s amended and restated memorandum and articles of association. For the avoidance of doubt, the paired non-economic voting shares of Class B-1 common stock of New Quantum Space (the “New Quantum Space Class B-1 Common Stock”) and Class B-2 common stock of New Quantum Space (the “New Quantum Space Class B-2 Common Stock”) purchased by Up-C Sellers (as defined in the Quantum Space Business Combination Agreement) shall not constitute Aggregate Consideration.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The consideration to be paid in, or in connection with, the Quantum Space Business Combination to each holder of a Pre-Funded Preferred Unit (the “Pre-Funded Preferred Unit Consideration”) shall be a number of shares of New Quantum Space’s 12.0% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) equal to the quotient of (i) the aggregate Series B preference amount of such holder’s Pre-Funded Preferred Units, divided by (ii) $12.00, as may be adjusted pursuant to the terms and conditions of such Pre-Funded Preferred Units (with respect to the Pre-Funded Preferred Units sold pursuant to the Pre-Funded SPAs). Each Pre-Funded Investor that elects to do so will contribute its Pre-Funded Warrant(s) to New Quantum Space in exchange for warrants to purchase a number of shares of New Quantum Space Common Stock (“New Quantum Space Series A Warrants”).

Immediately prior to the Closing, Quantum Space will effectuate a recapitalization (the “Recapitalization”), pursuant to which, among other things, all outstanding equity securities of Quantum Space, other than the Pre-Funded Preferred Units and the Pre-Funded Warrants issued to the Pre-Funded Investors in the Pre-Funded Investment (as defined below), will be converted or exchanged into common units of Quantum Space (the “Quantum Space Common Units”), as set forth in the Seventh Amended and Restated Limited Liability Company Operating Agreement of Quantum Space, the result of which, among other things, will be that the Sellers (as defined in the Quantum Space Business Combination Agreement) will collectively hold Quantum Space Common Units as of immediately prior to the Closing.

Upon the terms and subject to the satisfaction or waiver of the conditions of the Quantum Space Business Combination Agreement, at the Effective Time:

(1)	each Seller (as defined in the Quantum Space Business Combination Agreement) will contribute, assign, transfer, convey and deliver to New Quantum Space all or a portion of such Seller’s Quantum Space Common Units (as set forth in the Exchange Schedule (as defined in the Quantum Space Business Combination Agreement)), in exchange for shares of New Quantum Space Class A-1 Common Stock or Class A-2 common stock of New Quantum Space (the “New Quantum Space Class A-2 Common Stock”), as applicable, on a one-for-one basis (the “Seller Contributions”). Each Seller identified as a “Direct PubCo Seller” will contribute all of its Quantum Space Common Units to New Quantum Space, while each Seller identified as an “Up-C Seller” will contribute only the scheduled portion of its Quantum Space Common Units and retain the balance;

(2)	simultaneously with the Seller Contributions, each Pre-Funded Investor will contribute all of such holder’s Pre-Funded Preferred Units to New Quantum Space in exchange for the Pre-Funded Preferred Unit Consideration (the “Preferred Contributions”);

(3)	simultaneously with the Seller Contributions and the Preferred Contributions, each Pre-Funded Investor that elects to do so will contribute its Pre-Funded Warrant(s) to New Quantum Space in exchange for New Quantum Space Series A Warrants (the “Warrant Contributions”); and

(4)	simultaneously with, or immediately following, the Seller Contributions, the Preferred Contributions and the Warrant Contributions, each Closing PIPE Investor (as defined below) will purchase, and New Quantum Space will issue and sell to such Closing PIPE Investor, Series A Preferred Stock and New Quantum Space Series A Warrants subscribed for by such PIPE Investor in accordance with the applicable Series A SPA (as defined below).

Closing Conditions

The obligations of the Company and Quantum Space to consummate the Quantum Space Business Combination are subject to the satisfaction or waiver of certain customary closing conditions, including without limitation the following mutual conditions applicable to each party: (i) each Required Regulatory Approval (as defined in the Quantum Space Business Combination Agreement) shall have been obtained, made or completed and shall be in full force and effect, and any applicable waiting period (and any extension thereof) under any applicable antitrust law or any foreign-investment-review, national-security, export controls and sanctions, or sensitive-technology authority shall have expired or been terminated; (ii) the adoption and/or approval, as applicable, by the Company’s shareholders of the Purchaser Shareholder Approvals (as defined in the Quantum Space Business Combination Agreement, “Inflection Point Shareholder Approval”); (iii) no adverse law or order then in effect prevents or prohibits consummation of the Quantum Space Business Combination; (iv) the registration statement becoming effective under the Securities Act of 1933, as amended (the “Securities Act”), and remaining effective as of the Closing, with no stop order or similar order suspending its effectiveness; (v) approval of the listing of the New Quantum Space Class A-1 common stock on Nasdaq, subject to certain conditions and exceptions as described in the Quantum Space Business Combination Agreement; and (vi) the Amended and Restated Certificate of Incorporation of PubCo shall have been duly filed with the Secretary of State of the State of Delaware and the PubCo Bylaws (as defined in the Quantum Space Business Combination Agreement) shall have been duly adopted, in each case in full force and effect as of the Closing.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Sponsor Support Agreement

Concurrently with the execution of the Quantum Space Business Combination Agreement, the Company entered into the Sponsor Support Agreement with Quantum Space and the Sponsor, pursuant to which the Sponsor agreed to, among other things, vote in favor of adoption of the Transaction Proposals and otherwise support the Quantum Space Business Combination. Certain current and former officers and directors of the Company previously entered into a letter agreement with the Company in connection with the Company’s initial public offering, pursuant to which they agreed to vote any Inflection Point ordinary shares held by them in favor of the Quantum Space Business Combination.

Pursuant to the Sponsor Support Agreement, until the earliest of the Closing, termination of the Quantum Space Business Combination Agreement or the liquidation of the Company, the Sponsor shall not (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Sponsor Support Agreement) owned by the Sponsor, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities owned by the Sponsor without the prior written consent of Quantum Space, unless such transfer is deemed a Permitted Transfer (as defined in the Sponsor Support Agreement).

In addition, pursuant to the Sponsor Support Agreement, the Sponsor has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, Quantum Space or any of their respective successors or directors, (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Sponsor Support Agreement or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Sponsor Support Agreement, the Quantum Space Business Combination Agreement or the Quantum Space Business Combination.

Furthermore, pursuant to the Sponsor Support Agreement, the Sponsor agreed to waive, subject to the consummation of the Quantum Space Business Combination, any and all anti-dilution rights with respect to the rate that the Founder Shares convert into Inflection Point Class A Shares in connection with the Quantum Space Business Combination.

Member Support Agreement

Concurrently with the execution of the Quantum Space Business Combination Agreement, the Company, Quantum Space and certain holders of equity securities of Quantum Space (the “Required Members”) entered into the Member Support Agreement (the “Member Support Agreement”), pursuant to which the Required Members agreed to, among other things, vote (or act by written consent) to approve and adopt the Quantum Space Business Combination Agreement and the consummation of the Quantum Space Business Combination, including the Recapitalization, and otherwise support the Quantum Space Business Combination.

Pursuant to the Member Support Agreement, until the earliest of the Closing, termination of the Quantum Space Business Combination Agreement or the liquidation of Quantum Space, no Required Member shall (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Member Support Agreement), or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities without the prior written consent of Quantum Space and the Company, unless such transfer is deemed a Contemplated Transfer or a Permitted Transfer (each as defined in the Member Support Agreement).

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In addition, pursuant to the Member Support Agreement, each Required Member has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, Quantum Space or any of their respective successors or directors, (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Member Support Agreement or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Member Support Agreement, the Quantum Space Business Combination Agreement or the Quantum Space Business Combination. Each Required Member has also waived and agreed not to exercise any rights of appraisal or rights to dissent from the Quantum Space Business Combination that they may have in respect of the Subject Securities.

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

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent auditors), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $1,754,303 in cash and had a working capital of $1,067,577.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Consolidated Financial Statements - Going Concern,” the Company’s management has evaluated the Company’s liquidity and financial condition and determined that the Company lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination. There is no assurance that the Company’s plans to complete the Business Combination will be successful. The unaudited condensed consolidated financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,754,303 and $0 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $254,777,090, were held in money market funds. As of December 31, 2025, there were no assets held in the Trust Account.

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

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(3,552,120)
Class A ordinary shares issuance cost	(17,011,209)
Plus:
Accretion of carrying value to redemption value	20,588,037
Class A ordinary shares subject to possible redemption, March 31, 2026	253,024,708
Plus:
Accretion of carrying value to redemption value	1,752,382
Class A ordinary shares subject to possible redemption, June 30, 2026	$254,777,090

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The consolidated statements of operations includes a presentation of loss per Class A redeemable ordinary share and loss per non-redeemable ordinary share following the two-class method of loss per ordinary share. In order to determine the net loss attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total net loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any accretion of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share for the three and six months ended June 30, 2026:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
Net loss from beginning of the year to date of Initial Public Offering	$—	$(1,444,854)
Net income (loss) for the quarter period end and from date of Initial Public Offering to quarter period end	933,274	938,610
Total net loss for the three and six months ended June 30, 2026	933,274	(506,244)
Accretion of temporary equity to redemption value	(1,752,382)	(22,340,419)
Net loss including accretion of temporary equity to redemption value	$(819,108)	$(22,846,663)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B Non-	Class A	Class B Non-
	Redeemable	Redeemable	Redeemable	Redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss from inception date to date of Initial Public Offering	$—	$—	$—	$(1,444,854)
Allocation of net income from date of Initial Public Offering to previous quarter period end	—	—	4,002	1,334
Allocation of net loss for the current quarter period end	699,956	233,318	699,956	233,318
Total income (loss) allocated by class	699,956	233,318	703,958	(1,210,202)

Less: Accretion allocation based on ownership percentage	$(1,314,287)	(438,095)	$(16,755,315)	(5,585,105)
Allocation of accretion of temporary equity to redeemable shares	1,752,382	—	22,340,419	—
Total net income (loss) by class	$1,138,051	(204,777)	$6,289,062	(6,795,306)

Denominator:
Weighted average shares outstanding	25,300,000	8,433,333	12,859,669	7,892,449
Basic net income (loss) per ordinary shares	$0.04	(0.02)	$0.49	(0.86)

Weighted average shares outstanding	25,300,000	8,433,333	12,859,669	7,892,449
Diluted net income (loss) per ordinary share	$0.04	(0.02)	$0.49	(0.86)

Income Taxes

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. There are 8,433,333 Public Warrants and 7,400,000 Private Placement Warrants currently outstanding as of June 30, 2026. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2025. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included other income in the accompanying unaudited condensed consolidated statements of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Warrants — There are 15,833,333 warrants currently outstanding, including 8,433,333 Public Warrants and 7,400,000 Private Placement Warrants as of June 30, 2026. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2025. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Consulting Agreement and Unit Purchase Agreement

On April 30, 2026, the Company permitted an individual (“Buyer”) to acquire an economic interest in 150,000 founder shares through the purchase of 150,000 Class Y Units (“Unit Purchase Agreement”) of the Company's sponsor, Inflection Point Holdings VI LLC, from an existing sponsor member (“Seller”). In connection with the Unit Purchase Agreement the Company entered into a consulting agreement with the buyer, pursuant to which the buyer agreed to provide consulting and advisory services in connection with the evaluation, structuring, negotiation and consummation of a potential initial business combination.

The purchase was effected pursuant to a unit purchase agreement among the Seller, Buyer, the sponsor and its manager. The purchase price was $231,000, which was based on an independent third-party valuation of the underlying founder share interests. The transaction was a private transfer between the Buyer and the Seller, and the Company did not receive any proceeds from the sale and has no obligation to make any payments to the Buyer under the arrangement. Because the Buyer acquired the Class Y Units from the Seller at a purchase price supported by an independent third-party valuation and not from the Company or Sponsor for nominal consideration, the Company concluded that no incremental value was conveyed by the Company in exchange for services and therefore no stock-based compensation expense was required to be recognized.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. The Company had $0 and $112,418 of borrowings under the promissory note as of June 30, 2026 and December 31, 2025, respectively. On April 1, 2026, the Company fully repaid the balance of the promissory note. Borrowing against the note is no longer available.

Advances from Related Party

On March 31, 2026, the Company received advances from the Sponsor amounting to $10,164. Subsequently, the Company returned the advance to the Sponsor on April 2, 2026. As of June 30, 2026 and December 31, 2025, advances from the Sponsor amounted to $0.

Services and Indemnification Agreement

Commencing on March 26, 2026, the Company entered into an agreement pursuant to which it will pay an aggregate of $29,167 per month to Inflection Point Asset Management LLC (“IPAM” or “Inflection Point Asset Management”), an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of the management team. Any such payments prior to the initial Business Combination will be made from (i) funds held outside the Trust Account or (ii) funds released to the Company as Permitted Withdrawals. In addition, the Company agrees, pursuant to the services and indemnification agreement with the Sponsor and IPAM relating to the monthly payment for office space and administrative services provided to members of the management team described above, that the Company will indemnify the Sponsor and IPAM from any claims arising out of or relating to this offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and six months ended June 30, 2026, the Company incurred $104,704 and $110,349 in administrative services fees, respectively. As of June 30, 2026 and December 31, 2025, there were no outstanding balances related to administrative service fees.

Additionally, on May 29, 2026, the Company entered into an agreement pursuant to which it will pay an aggregate of $12,500 per month to IPAM, commencing on May 18, 2026, for the services related to chief of staff of the Company.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account and funds received from Permitted Withdrawals to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Series A Preferred Stock Investment

In connection with the Quantum Space Business Combination, on the Signing Date, PubCo, Quantum Space and certain accredited investors named therein (the “Series A Preferred Stock Investors”) entered into Securities Purchase Agreements (the “Series A SPAs”). Pursuant to the Series A SPAs, the Series A Preferred Stock Investors have agreed, among other things, to purchase, at Closing, an aggregate of (i) 19,999,994 shares of New Quantum Space Series A Preferred Stock, having the rights, preferences and privileges set forth in the form of Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock (the “Series A Certificate of Designation”) and (ii) New Quantum Space Preferred Investor Warrants to purchase an aggregate of 19,999,994 shares of New Quantum Space Class A-1 Common Stock, for an aggregate purchase price of approximately $240 million in the PIPE Investment. Each share of New Quantum Space Series A Preferred Stock will have a stated value of $12.00 (the “Stated Value”).

The Series A SPAs include customary representations and warranties from Quantum Space, the Company and the Series A Preferred Stock Investors and is subject to customary closing conditions. The Series A SPAs also include customary covenants and agreements related to transfer restrictions, SEC reports, material non-public information and indemnification. New Quantum Space Class A-1 Common Stock issuable upon conversion of the New Quantum Space Series A Preferred Stock and New Quantum Space Common Stock underlying any Series A Preferred Investor Warrants will be “Registrable Securities” under the A&R Registration Rights Agreement.

In connection with the Securities Purchase Agreement, the Company recorded a forward contract asset related to the Series A Cumulative Convertible Preferred Stock and warrants upon the closing of the transaction. The Company concluded that the Securities Purchase Agreement represented a single freestanding financial instrument that did not qualify for equity classification under ASC 815-40 because certain contractual provisions may require net cash settlement upon the occurrence of events outside the Company's control. Accordingly, the forward contract was measured at fair value with subsequent changes in fair value recognized in earnings. On June 8, 2026, the fair value of the Securities Purchase Agreement was deemed to be $0. On June 30, 2026, the Company adjusted the fair value of the forward contract in the amount of $957,000, as reflected on the accompanying condensed consolidated balance sheets. The $957,000 resulted in a gain on change in fair value of forward contract as reflected on the accompanying condensed consolidated statements of operations.

Financial Advisory and Placement Agent Agreement

On May 8, 2026, the Company and Quantum Space entered into an engagement letter with Cantor Fitzgerald & Co. in connection with the proposed Quantum Space Business Combination. Pursuant to the engagement letter, Cantor Fitzgerald & Co. was engaged to serve as the exclusive financial advisor in connection with the proposed Quantum Space Business Combination and as lead placement agent for potential financing transactions, including a PIPE and other private placements. Cantor Fitzgerald & Co.’s services include, among other things, financial advisory services, assistance with transaction structuring, investor outreach, financing activities, and support in connection with the negotiation and execution of the proposed Quantum Space Business Combination.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Pursuant to the engagement letter, upon consummation of the proposed Quantum Space Business Combination, Cantor Fitzgerald & Co. will be entitled to a non-refundable cash fee of $6.0 million (the “Business Combination Fee”), which is creditable against certain financing fees earned by Cantor Fitzgerald & Co. In addition, upon the closing of any financing transaction, Cantor Fitzgerald & Co. will be entitled to a non-refundable cash fee equal to 5.0% of the aggregate gross proceeds raised in such financing (the “Financing Fee”), subject to the terms of the engagement letter. The agreement also provides for reimbursement of certain expenses and contains customary indemnification provisions. As of June 30, 2026, the proposed Quantum Space Business Combination and any related financing transactions had not been consummated.

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

On May 8, 2026, the Company entered into a Fee Reduction Agreement with Cantor Fitzgerald & Co. in connection with the Company’s proposed Quantum Space Business Combination. Pursuant to the Fee Reduction Agreement, if the proposed Quantum Space Business Combination is consummated, Cantor Fitzgerald & Co. will forfeit $8,045,000 of the deferred underwriting discount otherwise payable under the Underwriting Agreement, reducing the deferred underwriting discount from $12,045,000 to $4,000,000. The Fee Reduction Agreement further provides for the payment to Cantor Fitzgerald & Co. at the closing of the proposed Quantum Space Business Combination of an additional non-refundable cash fee equal to 4.0% of the aggregate amount released from the Trust Account at closing, not to exceed $8,045,000. The Fee Reduction Agreement is contingent upon, and will become effective only upon, the consummation of the proposed Quantum Space Business Combination. As of June 30, 2026, the deferred underwriting fee payable remained $12,045,000.

Note 7 — Shareholder’s Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preference shares at a par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at a par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 25,300,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at a par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 8,433,333 Class B ordinary shares issued and outstanding.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM is provided with the following key metrics to review and assess:

	June 30, 2026	December 31, 2025
Cash	$1,754,303	$—
Investments held in Trust Account	$254,777,090	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative and operating costs	$2,276,108	$2,401,859
Interest earned on investments held in Trust Account	$2,252,382	$2,277,090

The CODM reviews the position of total assets reported on the condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company.

The key measures of segment profit or loss reviewed by the CODM are general and administrative and operating costs. General and administrative and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative and operating costs, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net profit (loss) are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

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

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

		June 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$254,777,090	$	―
Forward contract	3	$957,000	$	―

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

The fair value of the forward contract was $957,000 on June 30, 2026. The fair value was determined using a Probability-Weighted Expected Return Method (PWERM). The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the forward contract as of June 30, 2026:

Forward Contract
Quoted share price	$10.34
Quoted warrant price	$1.88
Redemption price per unit	$10.04
Risk free rate	4.23%
Remaining term (years)	0.67
Business combination likelihood	53.2%
Warrant exercise price	$12.00
Warrant remaining term (years)	5.66
Volatility	66.2%

The following table presents the changes in the fair value of Level 3 forward contract for the quarter ended June 30, 2026:

	Forward Contract
Fair value as of June 8, 2026	$	―
Change in fair value of warrant liabilities		957,000
Fair value as of June 30, 2026		$957,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Inflection Point Acquisition Corp. VI. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Inflection Point Holdings VI LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Development

Quantum Space Business Combination Agreement

On June 8, 2026, the Company entered into the Quantum Space Business Combination Agreement, by and among the Company, IPFX PubCo, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, IPFX Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of PubCo, and Quantum Space, LLC, a Delaware limited liability company. The Company and Quantum Space are individually referred to herein as a “Party” and, collectively, the “Parties.”

The Quantum Space Business Combination values the combined company resulting from the completion of the Quantum Space Business Combination at a pro forma enterprise value of approximately $1.2 billion. Following closing of the Quantum Space Business Combination, the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by Quantum Space. The combined company’s business will operate through Quantum Space and its subsidiaries. In connection with the Closing, PubCo will change its name to “Quantum Space, Inc.”

The Quantum Space Business Combination Agreement and the Quantum Space Business Combination were approved by the boards of directors of each of the Company and Quantum Space.

The Quantum Space Business Combination is expected to close in the fourth quarter of 2026, following the receipt of the required approvals by the Company’s shareholders and Quantum Space’s equity holders and the fulfillment of other customary closing conditions.

Sponsor Support Agreement

Concurrently with the execution of the Quantum Space Business Combination Agreement, the Company entered into the Sponsor Support Agreement with Quantum Space and Inflection Point Holdings VI LLC, pursuant to which the Sponsor agreed to, among other things, vote in favor of adoption of the Transaction Proposals and otherwise support the Quantum Space Business Combination. Certain current and former officers and directors of the Company previously entered into a letter agreement with The Company in connection with The Company’s initial public offering, pursuant to which they agreed to vote any the Company’s ordinary shares held by them in favor of the Quantum Space Business Combination.

Pursuant to the Sponsor Support Agreement, until the earliest of the Closing, termination of the Quantum Space Business Combination Agreement or the liquidation of the Company, the Sponsor shall not (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Sponsor Support Agreement) owned by the Sponsor, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities owned by the Sponsor without the prior written consent of Quantum Space, unless such transfer is deemed a Permitted Transfer (as defined in the Sponsor Support Agreement).

In addition, pursuant to the Sponsor Support Agreement, the Sponsor has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, Quantum Space or any of their respective successors or directors, (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Sponsor Support Agreement or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Sponsor Support Agreement, the Quantum Space Business Combination Agreement or the Quantum Space Business Combination.

Furthermore, pursuant to the Sponsor Support Agreement, the Sponsor agreed to waive, subject to the consummation of the Quantum Space Business Combination, any and all anti-dilution rights with respect to the rate that the Cayman Class B Shares convert into the Cayman Class A Shares in connection with the Quantum Space Business Combination.

Member Support Agreement

Concurrently with the execution of the Quantum Space Business Combination Agreement, the Company, Quantum Space and certain holders of equity securities of Quantum Space entered into the Member Support Agreement, pursuant to which the Required Members agreed to, among other things, vote (or act by written consent) to approve and adopt the Quantum Space Business Combination Agreement and the consummation of the Quantum Space Business Combination, including the Recapitalization, and otherwise support the Quantum Space Business Combination.

Pursuant to the Member Support Agreement, until the earliest of the Closing, termination of the Quantum Space Business Combination Agreement or the liquidation of Quantum Space, no Required Member shall (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Member Support Agreement), or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities without the prior written consent of Quantum Space and the Company, unless such transfer is deemed a Contemplated Transfer or a Permitted Transfer (each as defined in the Member Support Agreement).

In addition, pursuant to the Member Support Agreement, each Required Member has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, Quantum Space or any of their respective successors or directors, (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Member Support Agreement or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Member Support Agreement, the Quantum Space Business Combination Agreement or the Quantum Space Business Combination. Each Required Member has also waived and agreed not to exercise any rights of appraisal or rights to dissent from the Quantum Space Business Combination that they may have in respect of the Subject Securities.

Lock-Up Agreements

Sponsor Lock-Up Agreement

At the Closing, the Sponsor and New Quantum Space will enter into a Lock-Up Agreement (the “Sponsor Lock-Up Agreement”), pursuant to which the Sponsor and its permitted assigns will agree, (i) with respect to any shares of New Quantum Space Common Stock the Sponsor received upon conversion of its Cayman Class B Shares in connection with the Domestication and the Merger (the “Sponsor Lock-Up Shares”), prior to the date that is six months after the Closing Date, or (ii) with respect to any warrants to acquire shares of New Quantum Space Common Stock held by the Sponsor (the “Sponsor Lock-Up Warrants” and together with the Sponsor Lock-Up Shares, the “Sponsor Lock-Up Securities”), prior to the date that is 30 days after the Closing Date, not to, without the prior written consent of the New Quantum Space Board, (a) sell, pledge, grant any option to purchase or otherwise dispose of, (b) enter into any swap or other transfer arrangement in respect of the Sponsor Lock-Up Securities or (c) take any action in furtherance of any of the matters described in the foregoing clauses (a) or (b). The Sponsor Lock-Up Agreement provides for certain permitted transfers, including but not limited to, transfers to certain affiliates or family members, subject to certain conditions, or the exercise of certain stock options or warrants.

Quantum Space Lock-Up Agreement

At the Closing, New Quantum Space and certain equity holders of Quantum Space (the “Lock-Up Holders”) will enter into a Lock-Up Agreement (the “Quantum Space Lock-Up Agreement”), pursuant to which the Lock-Up Holders will agree not to, without the prior written consent of the New Quantum Space Board, prior to the date that is six months after the Closing (i) sell, pledge, grant any option to purchase or otherwise dispose of (a) any shares of New Quantum Space Common Stock held immediately after the consummation of the Quantum Space Business Combination, (b) any shares of New Quantum Space Common Stock issuable upon exercise of such options to purchase shares of New Quantum Space Common Stock held immediately after the consummation of the Quantum Space Business Combination, or (c) any securities convertible into, or exercisable, redeemable or exchangeable for, New Quantum Space Common Stock held by such holder immediately after the consummation of the Quantum Space Business Combination (the shares of New Quantum Space Common Stock and securities specified in clauses (a) through (c), collectively, the “Lock-Up Securities”), (ii) enter into any swap or other transfer arrangement in respect of any Lock-Up Securities or (iii) take any action in furtherance of any of the matters described in the foregoing clauses (i) or (ii). The Quantum Space Lock-Up Agreement provides for certain permitted transfers, including but not limited to, transfers to certain affiliates or family members, subject to certain conditions, or the exercise of certain stock options or warrants.

Amended and Restated Registration Rights Agreement

At the Closing, PubCo, the Company, the Sponsor, certain PIPE investors and certain securityholders of Quantum Space will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the Sponsor, such PIPE investors and such securityholders will be granted certain customary registration rights, on the terms and subject to the conditions therein, with respect to securities of New Quantum Space that they will hold following the Quantum Space Business Combination.

Series A Preferred Stock Investment

In connection with the Quantum Space Business Combination, on the Signing Date, PubCo, Quantum Space and certain accredited investors named therein entered into the Series A SPAs. Pursuant to the Series A SPAs, the Series A Preferred Stock Investors have agreed, among other things, to purchase, at Closing, an aggregate of (i) 19,999,994 shares of New Quantum Space Series A Preferred Stock, having the rights, preferences and privileges set forth in the form of Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock and (ii) New Quantum Space Preferred Investor Warrants to purchase an aggregate of 19,999,994 shares of New Quantum Space Class A-1 Common Stock, for an aggregate purchase price of approximately $240 million in the PIPE Investment. Each share of New Quantum Space Series A Preferred Stock will have a stated value of $12.00.

The Series A SPAs include customary representations and warranties from Quantum Space, the Company and the Series A Preferred Stock Investors and is subject to customary closing conditions. The Series A SPAs also include customary covenants and agreements related to transfer restrictions, SEC reports, material non-public information and indemnification. New Quantum Space Class A-1 Common Stock issuable upon conversion of the New Quantum Space Series A Preferred Stock and New Quantum Space Common Stock underlying any Series A Preferred Investor Warrants will be “Registrable Securities” under the A&R Registration Rights Agreement.

In connection with the Securities Purchase Agreement, the Company recorded a forward contract asset related to the Series A Cumulative Convertible Preferred Stock and warrants upon the closing of the transaction. The Company concluded that the Securities Purchase Agreement represented a single freestanding financial instrument that did not qualify for equity classification under ASC 815-40 because certain contractual provisions may require net cash settlement upon the occurrence of events outside the Company's control. Accordingly, the forward contract was measured at fair value with subsequent changes in fair value recognized in earnings. On June 8, 2026, the fair value of the Securities Purchase Agreement was deemed to be $0. On June 30, 2026, the Company adjusted the fair value of the forward contract in the amount of $957,000, as reflected on the accompanying condensed consolidated balance sheets. The $957,000 resulted in a gain on change in fair value of forward contract as reflected on the accompanying condensed consolidated statements of operations.

Financial Advisory and Placement Agent Agreement

On May 8, 2026, the Company and Quantum Space entered into an engagement letter with Cantor Fitzgerald & Co. in connection with the proposed Quantum Space Business Combination. Pursuant to the engagement letter, Cantor Fitzgerald & Co. was engaged to serve as the exclusive financial advisor in connection with the proposed Quantum Space Business Combination and as lead placement agent for potential financing transactions, including a PIPE and other private placements. Cantor Fitzgerald & Co.’s services include, among other things, financial advisory services, assistance with transaction structuring, investor outreach, financing activities, and support in connection with the negotiation and execution of the proposed Quantum Space Business Combination.

Pursuant to the engagement letter, upon consummation of the proposed Quantum Space Business Combination, Cantor Fitzgerald & Co. will be entitled to a non-refundable cash fee of $6.0 million (the “Business Combination Fee”), which is creditable against certain financing fees earned by Cantor Fitzgerald & Co. In addition, upon the closing of any financing transaction, Cantor Fitzgerald & Co. will be entitled to a non-refundable cash fee equal to 5.0% of the aggregate gross proceeds raised in such financing (the “Financing Fee”), subject to the terms of the engagement letter. The agreement also provides for reimbursement of certain expenses and contains customary indemnification provisions. As of June 30, 2026, the proposed Quantum Space Business Combination and any related financing transactions had not been consummated.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 12, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and/or dividend income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $933,274, which consisted of interest earned on investments held in Trust Account of $2,252,382 and gain on change in fair value of forward contract of $957,000, partially offset by general and administrative and operating costs of $2,276,108.

For the six months ended June 30, 2026, we had a net loss of $506,244, which consisted of compensation expense of $1,338,475, general and administrative and operating costs of $2,401,859, partially offset by interest earned on investments held in Trust Account of $2,277,090 and gain on change in fair value of forward contract of $957,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $253,000,000 was placed in the Trust Account. We incurred total transaction costs of $17,277,094, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee and $832,094 of other offering costs.

For the six months ended June 30, 2026, net cash provided by operating activities was $1,329,441. Net loss of $506,244 was impacted by the compensation expense of $1,338,475, payment of formation and operating costs through promissory note of $25,889, gain on change in fair value of forward contract of $957,000 and the changes in operating assets and liabilities provided $1,428,321 of cash from operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $254,777,090 (including $2,277,090 of interest income, less $500,000 withdrawn for working capital purposes) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any, and for Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,754,303 outside the Trust Account. We intend to use the funds held outside the Trust Account plus Permitted Withdrawals primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Services and Indemnification Agreement

Commencing on March 26, 2026, the Company entered into an agreement pursuant to which it will pay an aggregate of $29,167 per month to Inflection Point Asset Management LLC, an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of our management team. Any such payments prior to the initial Business Combination will be made from (i) funds held outside the Trust Account or (ii) funds released to the Company as permitted withdrawals. In addition, the Company agrees, pursuant to the services and indemnification agreement with the Sponsor and IPAM relating to the monthly payment for office space and administrative services provided to members of our management team described above, that the Company will indemnify the Sponsor and IPAM from any claims arising out of or relating to this offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and six months ended June 30, 2026, the Company incurred $104,704 and $110,349 in administrative services fees, respectively. As of June 30, 2026 and December 31, 2025, there were no outstanding balances related to administrative service fees.

Additionally, on May 29, 2026, the Company entered into an agreement pursuant to which it will pay an aggregate of $12,500 per month to IPAM, commencing on May 18, 2026, for the services related to chief of staff of the Company.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. For purposes of calculating net loss per share, any accretion of the Class A ordinary shares subject to possible redemption is treated as dividends paid to the public shareholders.

The accompanying unaudited condensed consolidated statements of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net loss allocated to redeemable Class A ordinary shares by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for net loss attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the founder shares, as these founder shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of June 8, 2026, by and among Inflection Point Acquisition Corp. VI, IPFX PubCo, Inc., IPFX Merger Sub, Inc. and Quantum Space, LLC (incorporated herein by reference to Exhibit 2.1 to the current report on Form 8-K (File No. 001-43212), filed by the Company on June 12, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-292443), filed by the Company on March 25, 2026).
4.2	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-292443), filed by the Company on March 25, 2026).
4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-292443), filed by the Company on March 25, 2026).
4.4	Warrant Agreement, dated March 26, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.1	Letter Agreement, dated March 26, 2026, by and among the Company, its executive officers, its directors, and Inflection Point Holdings VI LLC (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.2	Investment Management Trust Agreement, dated March 26, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.3	Registration Rights Agreement, dated March 26, 2026, by and among the Company, Inflection Point Holdings VI LLC and the Holders signatory thereto (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.4	Private Placement Warrants Purchase Agreement, dated March 26, 2026, by and between the Company and Inflection Point Holdings VI LLC (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.5	Private Placement Warrants Purchase Agreement, dated March 26, 2026, by and between the Company and Cantor Fitzgerald & Co (incorporated herein by reference to Exhibit 10.5 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.6	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-292443), filed by the Company on March 25, 2026).
10.7	Services and Indemnification Agreement, dated March 26, 2026, by and between the Company, Inflection Point Holdings VI LLC and Inflection Point Asset Management LLC (incorporated herein by reference to Exhibit 10.7 to the current report on Form 8-K (File No. 001-43212), filed by the Company on March 31, 2026).
10.8*	Services Agreement, dated May 29, 2026, by and between the Company, Inflection Point Asset Management LLC and consultant.
10.9	Sponsor Support Agreement, dated June 8, 2026, by and among Inflection Point Acquisition Corp. VI, IPFX PubCo and Inflection Point Holdings VI LLC (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File No. 001-43212), filed by the Company on June 12, 2026).
10.10	Member Support Agreement, dated June 8, 2026, by and among Inflection Point Acquisition Corp. VI, members who are signatory thereto and Quantum Space, LLC (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File No. 001-43212), filed by the Company on June 12, 2026).
10.11	Form of Amended and Restated Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the current report on Form 8-K (File No. 001-43212), filed by the Company on June 12, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. VI

Date: August 19, 2026	By:	/s/ Kevin Shannon
	Name:	Kevin Shannon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Adam Saks
	Name:	Adam Saks
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)