Form 10-Q
period 2026-09-30
Inflection Point Acquisition Corp. VI
filed 2026-11-13
CIK 2102041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	IPFXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	IPFX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IPFXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, there were 25,300,000 Class A ordinary shares, par value $0.0001 per share and 8,433,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. VI

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Consolidated Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from September 12, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Consolidated Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from September 12, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from September 12, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
Part II. Other Information
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	34
Part III. Signatures	35

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$1,341,865	$—
Prepaid expenses	114,973	25,000
Prepaid insurance	155,899	—
Forward contract	11,389,000	—
Total current assets	13,001,737	25,000
Deferred offering costs	—	215,437
Long-term prepaid insurance	75,435	—
Investments held in Trust Account	257,129,909	—
Total Assets	$270,207,081	$240,437

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,735,132	$55,639
Accrued offering costs	75,000	113,440
Promissory note – related party	—	112,418
Total current liabilities	2,810,132	281,497
Deferred underwriting fee payable	12,045,000	—
Total Liabilities	14,855,132	281,497

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,300,000 and no shares at redemption value of $10.16 and $0.00 per share as of September 30, 2026 and December 31, 2025, respectively	257,129,909	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 25,300,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,433,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025	843	843
Additional paid-in capital	—	24,157
Accumulated deficit	(1,778,803)	(66,060)
Total Shareholders’ Deficit	(1,777,960)	(41,060)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$270,207,081	$240,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 12, 2025 (inception) through September 30, 2025
General and administrative and operating costs	$1,346,947	$3,748,806	$5,889
Loss from operations	(1,346,947)	(3,748,806)	(5,889)

Other income (expense):
Gain on change in fair value of forward contract	10,432,000	11,389,000	—
Compensation expense	—	(1,338,475)	—
Investment income on assets held in Trust Account	2,352,819	4,629,909	—
Total other income, net	12,784,819	14,680,434	—

Net income (loss)	$11,437,872	$10,931,628	$(5,889)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares subject to possible redemption	25,300,000	17,052,015	—
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares subject to possible redemption	$0.36	$0.91	$—
Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	8,433,333	8,074,725	—
Basic and diluted net income (loss) per ordinary share, Class B non-redeemable ordinary shares	$0.27	$(0.56)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN ORDINARY SHARES

SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	—	$—	8,433,333	$843	$24,157	$(66,060)	$(41,060)

Issuance of Class A ordinary shares in Initial Public Offering, net of underwriting discounts and offering expenses	25,300,000	232,436,671	—	—	—	—	—	—	—

Share-based compensation (Note 5)	—	—	—	—	—	—	1,338,475	—	1,338,475

Sale of 7,400,000 Private Placement Warrants	—	—	—	—	—	—	7,400,000	—	7,400,000

Fair Value of Public Warrants included in Units	—	—	—	—	—	—	3,552,120	—	3,552,120

Allocated value of transaction costs to Public Warrants and Private Placement Warrants	—	—	—	—	—	—	(265,885)	—	(265,885)

Accretion of Class A ordinary shares to redemption value	—	20,588,037	—	—	—	—	(12,048,867)	(8,539,170)	(20,588,037)

Net loss	—	—	—	—	—	—	—	(1,439,518)	(1,439,518)

Balance – March 31, 2026	25,300,000	253,024,708	—	—	8,433,333	843	—	(10,044,748)	(10,043,905)

Accretion of Class A ordinary shares to redemption value	—	1,752,382	—	—	—	—	—	(1,752,382)	(1,752,382)

Net income	—	—	—	—	—	—	—	933,274	933,274

Balance – June 30, 2026	25,300,000	254,777,090	—	—	8,433,333	843	—	(10,863,856)	(10,863,013)

Accretion of Class A ordinary shares to redemption value	—	2,352,819	—	—	—	—	—	(2,352,819)	(2,352,819)

Net income	—	—	—	—	—	—	—	11,437,872	11,437,872

Balance – September 30, 2026	25,300,000	$257,129,909	—	$—	8,433,333	$843	$—	$(1,778,803)	$(1,777,960)

FOR THE PERIOD FROM SEPTEMBER 12, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 12, 2025 (inception)	—	$—	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	—	—	(5,889)	(5,889)

Balance – September 30, 2025	—	$—	—	$—	—	$—	$—	$(5,889)	$(5,889)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VI

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from September 12, 2025 (inception) through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$10,931,628	$(5,889)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative and operating costs through promissory note – related party	25,889	—
Gain on change in fair value of forward contract	(11,389,000)	—
Compensation expense	1,338,475	—
Investment income on assets held in Trust Account	(4,629,909)	—
Changes in operating assets and liabilities:
Prepaid expenses	(85,329)	—
Prepaid insurance	(155,899)	—
Long-term prepaid insurance	(75,435)	—
Accounts payable and accrued expenses	2,679,493	5,889
Net cash used in operating activities	(1,360,087)	—

Cash Flows from Investing Activities:
Purchase of money market funds held in Trust Account	(253,000,000)	—
Cash withdrawn from Trust Account for working capital purposes	500,000	—
Net cash used in investing activities	(252,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,600,000	—
Proceeds from sale of Private Placements Warrants	7,400,000	—
Advances from related party	10,164	—
Repayment of promissory note - related party	(149,276)	—
Repayment of advances from related party	(10,164)	—
Payment of offering costs	(648,772)	—
Net cash provided by financing activities	255,201,952	—

Net Change in Cash	1,341,865	—
Cash – Beginning of period	—	—
Cash – End of period	$1,341,865	$—

Non-cash investing and financing activities:
Investment income reinvested in Trust Account	$4,629,909	$—
Offering costs included in accrued offering costs	$10,208	$23,801
Offering costs paid through promissory note – related party	$6,325	$—
Prepaid expenses paid through promissory note – related party	$4,644	$—
Deferred underwriting fee payable	$12,045,000	$—
Accretion of Class A ordinary shares subject to possible redemption	$24,693,238	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 12, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on assets held in Trust Account from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Warrants (as defined below), as well as gains or losses arising from changes in the fair value of the forward contract. The Company has selected December 31 as its fiscal year end.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the investment income on assets held in Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Upon the closing of the Initial Public Offering on March 30, 2026, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was held in a Trust Account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to (a) amounts withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $500,000 (plus the rollover of unused amounts from prior years), and/or (b) to pay for the taxes (any withdrawals to pay for the Company’s taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on the Company, if any) shall not be subject to the $500,000 annual limitation described in the foregoing) (such withdrawals described in clauses (a) and (b), collectively, “Permitted Withdrawals”) investment income on assets held in Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Quantum Space Business Combination

On the Signing Date, the Company entered into the Quantum Space Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions therein: (1) the Company will change its jurisdiction of incorporation by deregistering from the Register of Companies in the Cayman Islands as a Cayman Islands exempted company by way of continuation out of the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”, and the Company after the Domestication, “Post-Domestication Inflection Point”), (2) following the Domestication, Merger Sub will merge with and into Post-Domestication Inflection Point, with Post-Domestication Inflection Point surviving the merger as a wholly-owned subsidiary of PubCo (the “Merger”), (3) Quantum Space will complete a recapitalization whereby all outstanding equity securities of Quantum Space, other than the Series B convertible preferred units of Quantum Space (the “Pre-Funded Preferred Units”) and the warrants (the “Pre-Funded Warrants”) to purchase common units of Quantum Space issued to the Pre-Funded PIPE Investors (as defined below) in the Pre-Funded PIPE Investment (as defined below), will be converted or exchanged into common units of Quantum Space (the “Quantum Space Common Units”) and (4) the other transactions contemplated by the Quantum Space Business Combination Agreement and documents related thereto will be consummated, resulting in a combined company whereby Quantum Space OpCo will become a subsidiary of the Company, in an umbrella partnership C corporation (“Up-C”) structure, in which substantially all of the assets and the business of the combined company will be held by Quantum Space OpCo and its subsidiaries (the closing of the Quantum Space Business Combination, the “Closing”). In connection with the Quantum Space Business Combination, PubCo will change its name to “Quantum Space, Inc.” (such company after the closing of the Quantum Space Business Combination, “New Quantum Space”).

In connection with the completion of the Quantum Space Business Combination, the Company will provide the holders of its Public Shares (the “Public Shareholders”) the opportunity to redeem their Public Shares on the terms and conditions set forth in the Quantum Space Business Combination Agreement and the Company’s governing documents. The Company will complete the Redemption of properly tendered Public Shares prior to the Domestication.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Closing Conditions

The obligations of the Company and Quantum Space to consummate the Quantum Space Business Combination are subject to the satisfaction or waiver of certain customary closing conditions, including without limitation the following mutual conditions applicable to each party: (i) each Required Regulatory Approval (as defined in the Quantum Space Business Combination Agreement) shall have been obtained, made or completed and shall be in full force and effect, and any applicable waiting period (and any extension thereof) under any applicable antitrust law or any foreign-investment-review, national-security, export controls and sanctions, or sensitive-technology authority shall have expired or been terminated; (ii) the adoption and/or approval, as applicable, by the Company’s shareholders of the Purchaser Shareholder Approvals (as defined in the Quantum Space Business Combination Agreement, “Inflection Point Shareholder Approval”); (iii) no adverse law or order then in effect prevents or prohibits consummation of the Quantum Space Business Combination; (iv) the registration statement becoming effective under the Securities Act of 1933, as amended (the “Securities Act”), and remaining effective as of the Closing, with no stop order or similar order suspending its effectiveness; (v) approval of the listing of the New Quantum Space Class A-1 common stock on the New York Stock Exchange (“NYSE”) (pursuant to the BCA Amendment (as defined below)), subject to certain conditions and exceptions as described in the Quantum Space Business Combination Agreement; and (vi) the Amended and Restated Certificate of Incorporation of PubCo shall have been duly filed with the Secretary of State of the State of Delaware and the PubCo Bylaws (as defined in the Quantum Space Business Combination Agreement) shall have been duly adopted, in each case in full force and effect as of the Closing.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Amendment to the Quantum Space Business Combination Agreement and Registration Statement

On October 22, 2026, the Company, PubCo, Merger Sub and Quantum Space entered into an Amendment to the Business Combination Agreement and Company Disclosure Letter (the “BCA Amendment”). The BCA Amendment provides that the parties intend to list the PubCo Class A-1 Common Stock and PubCo Warrants on the NYSE rather than Nasdaq Global Market. It also replaces the fixed seven-director post-Closing PubCo board composition with a number of directors, appointed in accordance with NYSE rules, to be determined by Quantum Space with the approval of the Company. In addition, it makes conforming changes to the Business Combination Agreement, including to the listing covenant, the listing condition to Closing and the director independence requirement, and replaces Annex 3.03(a) (Capitalization Table) to the Company Disclosure Letter in its entirety.

On October 23, 2026 and October 27, 2026, the Company, PubCo and Quantum Space filed amendments to the Registration Statement on Form S-4 with the SEC. On October 29, 2026, the Registration Statement was declared effective by the SEC, and the definitive proxy statement/prospectus was filed on the same date. The consummation of the Quantum Space Business Combination remains subject to approval by the Company’s shareholders and the satisfaction or waiver of other customary closing conditions.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares in connection with the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including investment income on assets held in Trust Account and not previously released to the Company for Permitted Withdrawals, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including investment income on assets held in Trust Account and not previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

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

SEPTEMBER 30, 2026

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $1,341,865 in cash, which is not restricted and is available for working capital purposes, and a working capital surplus of $10,191,605. The working capital surplus includes a forward contract asset of $11,389,000 related to the Forward Agreement, which represents a non-cash derivative asset measured at fair value that will be settled only upon consummation of the Business Combination and is not available to fund the Company’s operations. Excluding the forward contract asset, the Company had a working capital deficit of $1,197,395 as of September 30, 2026.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Consolidated Financial Statements - Going Concern,” the Company’s management has evaluated the Company’s liquidity and financial condition and determined that the Company lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination. There is no assurance that the Company’s plans to complete the Business Combination will be successful. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2026, and the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, as filed with the SEC on May 14, 2026 and August 19, 2026, respectively. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,341,865 and $0 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $257,129,909, were held in money market funds. As of December 31, 2025, there were no assets held in the Trust Account.

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

SEPTEMBER 30, 2026

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering on March 30, 2026, offering costs were allocated to the separable financial instruments issued based on relative fair values. Offering costs allocated to the Class A ordinary shares subject to redemption were charged against their carrying value in temporary equity, and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit. The Class A ordinary shares were subsequently remeasured to redemption value.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement”, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the forward contract asset. The Company’s forward contract asset is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs in the valuation.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(3,552,120)
Class A ordinary shares issuance cost	(17,011,209)
Plus:
Accretion of carrying value to redemption value	20,588,037
Class A ordinary shares subject to possible redemption, March 31, 2026	253,024,708
Plus:
Accretion of carrying value to redemption value	1,752,382
Class A ordinary shares subject to possible redemption, June 30, 2026	254,777,090
Plus:
Accretion of carrying value to redemption value	2,352,819
Class A ordinary shares subject to possible redemption, September 30, 2026	$257,129,909

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The consolidated statements of operations includes a presentation of income (loss) per Class A redeemable ordinary share and income (loss) per non-redeemable ordinary share following the two-class method of income (loss) per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total net income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any accretion of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders.

Net income (loss) per ordinary share is computed by dividing net income (loss) by class by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 8,433,333 Public Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 12, 2025 (inception) through September 30, 2025
Net loss from beginning of the year to date of Initial Public Offering	$—	$(1,444,854)	$—
Net income (loss) for the quarter period end and from date of Initial Public Offering to quarter period end	11,437,872	12,376,482	(5,889)
Total net income (loss) for the three and nine months ended September 30, 2026 and for the period from September 12, 2025 (inception) through September 30, 2025	11,437,872	10,931,628	(5,889)
Accretion of temporary equity to redemption value	(2,352,819)	(24,693,238)	—
Net income (loss) including accretion of temporary equity to redemption value	$9,085,053	$(13,761,810)	$(5,889)

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from September 12, 2025 (inception) through September 30, 2025
	Class A	Class B Non-	Class A	Class B Non-	Class A	Class B Non-
	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net loss from beginning of the year to date of Initial Public Offering	$—	$—	$—	$(1,444,854)	$—	$—
Allocation of net income from date of Initial Public Offering to previous quarter period end	—	—	703,958	234,652	—	—
Allocation of net income for the current quarter period end	8,578,404	2,859,468	8,578,404	2,859,468	—	(5,889)
Total income (loss) allocated by class	8,578,404	2,859,468	9,282,362	1,649,266	—	(5,889)

Less: Accretion allocation based on ownership percentage	$(1,764,614)	$(588,205)	$(18,519,929)	$(6,173,309)	$—	$—
Allocation of accretion of temporary equity to redeemable shares	2,352,819	—	24,693,238	—	—	—
Total net income (loss) by class	$9,166,609	$2,271,263	$15,455,671	$(4,524,043)	$—	$(5,889)

Denominator:
Weighted average shares outstanding	25,300,000	8,433,333	17,052,015	8,074,725	—	—
Basic and diluted net income (loss) per ordinary share	$0.36	$0.27	$0.91	$(0.56)	$—	$—

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands and the United States are the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Inflection Point Acquisition Corp. VI is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. However, the Company’s wholly owned subsidiaries, PubCo and Merger Sub, are Delaware corporations and are subject to U.S. federal income tax.

For the three months ended September 30, 2026 and for the period from June 4, 2026 (PubCo’s inception) through September 30, 2026, PubCo had income before income taxes of $10,337,599 and $11,292,374, respectively, consisting of the gain on change in fair value of the forward contract of $10,432,000 and $11,389,000, respectively, partially offset by general and administrative costs of $94,401 and $96,626, respectively. The forward contract relates to the issuance of PubCo’s own equity under the Series A SPAs, and the change in its fair value is not expected to be included in PubCo’s taxable income; accordingly, it has been treated as a permanent difference. PubCo’s general and administrative costs are considered start-up costs and are capitalized for U.S. federal income tax purposes, resulting in a deferred tax asset of $20,291 as of September 30, 2026. Because PubCo has not commenced operations and has no history of taxable income, management has determined that it is more likely than not that the deferred tax asset will not be realized and has recorded a full valuation allowance as of September 30, 2026.

The Company’s consolidated income tax provision was zero for the three and nine months ended September 30, 2026 and for the period from September 12, 2025 (inception) through September 30, 2025. The Company’s effective tax rate was 0.0% for the three and nine months ended September 30, 2026, which differs from the U.S. federal statutory rate of 21% primarily because the income of Inflection Point Acquisition Corp. VI, including investment income on assets held in Trust Account, is not subject to income tax, the change in fair value of the forward contract is treated as a permanent difference, and the change in the valuation allowance on PubCo’s deferred tax asset.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. There are 8,433,333 Public Warrants and 7,400,000 Private Placement Warrants currently outstanding as of September 30, 2026. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2025. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrants — There are 15,833,333 warrants currently outstanding, including 8,433,333 Public Warrants and 7,400,000 Private Placement Warrants as of September 30, 2026. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2025. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:    The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of the initial Business Combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Consulting Agreement and Unit Purchase Agreement

On April 30, 2026, the Company permitted an individual (“Buyer”) to acquire an economic interest in 150,000 founder shares through the purchase of 150,000 Class Y Units (“Unit Purchase Agreement”) of the Company’s sponsor, Inflection Point Holdings VI LLC, from an existing sponsor member (“Seller”). In connection with the Unit Purchase Agreement the Company entered into a consulting agreement with the buyer, pursuant to which the buyer agreed to provide consulting and advisory services in connection with the evaluation, structuring, negotiation and consummation of a potential initial business combination.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. The Company had $0 and $112,418 of borrowings under the promissory note as of September 30, 2026 and December 31, 2025, respectively. On April 1, 2026, the Company fully repaid the balance of the promissory note. Borrowing against the note is no longer available.

Advances from Related Party

On March 31, 2026, the Company received advances from the Sponsor amounting to $10,164. Subsequently, the Company returned the advance to the Sponsor on April 2, 2026. As of September 30, 2026 and December 31, 2025, advances from the Sponsor amounted to $0.

Services and Indemnification Agreement

Commencing on March 26, 2026, the Company entered into an agreement pursuant to which it will pay an aggregate of $29,167 per month to Inflection Point Asset Management LLC (“IPAM” or “Inflection Point Asset Management”), an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of the management team. Any such payments prior to the initial Business Combination will be made from (i) funds held outside the Trust Account or (ii) funds released to the Company as Permitted Withdrawals. In addition, the Company agrees, pursuant to the services and indemnification agreement with the Sponsor and IPAM relating to the monthly payment for office space and administrative services provided to members of the management team described above, that the Company will indemnify the Sponsor and IPAM from any claims arising out of or relating to this offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. Additionally, on May 29, 2026, the Company entered into an agreement pursuant to which it will pay an aggregate of $12,500 per month to IPAM, commencing on May 18, 2026, for the services related to chief of staff of the Company. For the three and nine months ended September 30, 2026, the Company incurred $125,000 and $235,349 in administrative services fees, respectively. For the period from September 12, 2025 (inception) through September 30, 2025, no administrative services fees were incurred. As of September 30, 2026 and December 31, 2025, there were no outstanding balances related to administrative service fees.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account and funds received from Permitted Withdrawals to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

In connection with the Securities Purchase Agreement, the Company recorded a forward contract asset related to the Series A Cumulative Convertible Preferred Stock and warrants upon the closing of the transaction. The Company concluded that the Securities Purchase Agreement represented a single freestanding financial instrument that did not qualify for equity classification under ASC 815-40 because certain contractual provisions may require net cash settlement upon the occurrence of events outside the Company’s control. Accordingly, the forward contract was measured at fair value with subsequent changes in fair value recognized in earnings. On June 8, 2026, the fair value of the Securities Purchase Agreement was deemed to be $0. As of September 30, 2026, the Company adjusted the fair value of the forward contract in the amount of $11,389,000, as reflected on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, $10,432,000 and $11,389,000, respectively, resulted in a gain on change in fair value of forward contract as reflected on the accompanying condensed consolidated statements of operations.

Financial Advisory and Placement Agent Agreement

Cantor Engagement Letter

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

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Pursuant to the engagement letter, upon consummation of the proposed Quantum Space Business Combination, Cantor Fitzgerald & Co. will be entitled to a non-refundable cash fee of $6.0 million (the “Business Combination Fee”), which is creditable against certain financing fees earned by Cantor Fitzgerald & Co. In addition, upon the closing of any financing transaction, Cantor Fitzgerald & Co. will be entitled to a non-refundable cash fee equal to 5.0% of the aggregate gross proceeds raised in such financing (the “Financing Fee”), subject to the terms of the engagement letter. The agreement also provides for reimbursement of certain expenses and contains customary indemnification provisions. As of September 30, 2026, the proposed Quantum Space Business Combination and any related financing transactions had not been consummated.

Moelis Engagement Letter

On May 20, 2026, the Company and Quantum Space entered into an engagement letter with Moelis & Company LLC (“Moelis”) in connection with the proposed Quantum Space Business Combination. Pursuant to the engagement letter, Moelis was engaged to serve as the Company’s co-placement agent for potential financing transactions in connection with the proposed Quantum Space Business Combination, including a PIPE and other private placements. Moelis’ services include, among other things, assistance with business and financial analysis, support in connection with offering materials, marketing strategy, investor outreach, negotiations with prospective investors, and the timing, structure and pricing of financing transactions.

Pursuant to the engagement letter, Moelis will be entitled to a non-refundable cash transaction fee, equal to 30.0% of the aggregate fees payable to all placement agents in connection with such transaction. The aggregate placement agent fees are equal to 5.0% of the aggregate gross proceeds raised in each financing transaction, subject to the terms of the engagement letter. The agreement also provides for reimbursement of certain expenses and contains customary indemnification provisions. As of September 30, 2026, the proposed Quantum Space Business Combination and any related financing transactions had not been consummated.

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

On May 8, 2026, the Company entered into a Fee Reduction Agreement with Cantor Fitzgerald & Co. in connection with the Company’s proposed Quantum Space Business Combination. Pursuant to the Fee Reduction Agreement, if the proposed Quantum Space Business Combination is consummated, Cantor Fitzgerald & Co. will forfeit $8,045,000 of the deferred underwriting discount otherwise payable under the Underwriting Agreement, reducing the deferred underwriting discount from $12,045,000 to $4,000,000. The Fee Reduction Agreement further provides for the payment to Cantor Fitzgerald & Co. at the closing of the proposed Quantum Space Business Combination of an additional non-refundable cash fee equal to 4.0% of the aggregate amount released from the Trust Account at closing, not to exceed $8,045,000. The Fee Reduction Agreement is contingent upon, and will become effective only upon, the consummation of the proposed Quantum Space Business Combination. As of September 30, 2026, the deferred underwriting fee payable remained $12,045,000.

INFLECTION POINT ACQUISITION CORP. VI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preference shares at a par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at a par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 25,300,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at a par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were 8,433,333 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$1,341,865	$—
Investments held in Trust Account	$257,129,909	$—
Forward contract	$11,389,000	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 12, 2025 (inception) through September 30, 2025
General and administrative and operating costs	$1,346,947	$3,748,806	$5,889
Investment income on assets held in Trust Account	$2,352,819	$4,629,909	$—
Gain on change in fair value of forward contract	$10,432,000	$11,389,000	$—
Compensation expense	$—	$1,338,475	$—

The CODM reviews the position of total assets reported on the condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company.

The key measures of segment profit or loss reviewed by the CODM are general and administrative and operating costs. General and administrative and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative and operating costs, investment income on assets held in Trust Account, gain on change in fair value of forward contract and compensation expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative and operating costs, investment income on assets held in Trust Account, gain on change in fair value of forward contract and compensation expense, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

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

SEPTEMBER 30, 2026

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$257,129,909	$—
Forward contract	3	$11,389,000	$—

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

The fair value of the forward contract was $11,389,000 on September 30, 2026. The fair value was determined using a Probability-Weighted Expected Return Method (PWERM), which considers a successful Business Combination scenario and an unsuccessful Business Combination scenario. Under the successful scenario, the fair value of the forward contract reflects the difference between the fair value of the Series A Preferred Stock and Preferred Investor Warrants to be issued at closing and the present value of the purchase price payable by the Series A Preferred Stock Investors. Under the unsuccessful scenario, the forward contract terminates and has no value. The fair values of the Series A Preferred Stock and Preferred Investor Warrants were determined using Monte Carlo simulation models, incorporating a binomial lattice model following the reset event. The implied likelihood of completing the Business Combination was derived from the quoted prices of the Company’s Class A ordinary shares and public warrants. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the forward contract as of September 30, 2026:

Forward Contract
Quoted share price	$10.05
Quoted warrant price	$0.74
Redemption price per unit	$10.13
Risk free rate	5.11%
Remaining term (years)	0.41
Business combination likelihood	50.0%
Warrant exercise price	$12.00
Warrant remaining term (years)	5.41
Volatility (pre-Business Combination)	66.4%
Volatility (post-Business Combination)	66.4%

The following table presents the changes in the fair value of Level 3 forward contract for the period ended September 30, 2026:

Forward Contract
Fair value as of June 8, 2026	$—
Change in fair value of forward contract	957,000
Fair value as of June 30, 2026	$957,000
Change in fair value of forward contract	10,432,000
Fair value as of September 30, 2026	$11,389,000

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Quantum Space Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Quantum Space Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s proxy statement/prospectus filed with the SEC in connection with the Quantum Space Business Combination. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Sponsor Support Agreement

Concurrently with the execution of the Quantum Space Business Combination Agreement, the Company entered into the Sponsor Support Agreement with Quantum Space and Inflection Point Holdings VI LLC, pursuant to which the Sponsor agreed to, among other things, vote in favor of adoption of the Transaction Proposals and otherwise support the Quantum Space Business Combination. Certain current and former officers and directors of the Company previously entered into a letter agreement with the Company in connection with the Company’s initial public offering, pursuant to which they agreed to vote any of the Company’s ordinary shares held by them in favor of the Quantum Space Business Combination.

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

In connection with the Securities Purchase Agreement, the Company recorded a forward contract asset related to the Series A Cumulative Convertible Preferred Stock and warrants upon the closing of the transaction. The Company concluded that the Securities Purchase Agreement represented a single freestanding financial instrument that did not qualify for equity classification under ASC 815-40 because certain contractual provisions may require net cash settlement upon the occurrence of events outside the Company’s control. Accordingly, the forward contract was measured at fair value with subsequent changes in fair value recognized in earnings. On June 8, 2026, the fair value of the Securities Purchase Agreement was deemed to be $0. As of September 30, 2026, the Company adjusted the fair value of the forward contract in the amount of $11,389,000, as reflected on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, $10,432,000 and $11,389,000, respectively, resulted in a gain on change in fair value of forward contract as reflected on the accompanying condensed consolidated statements of operations.

Financial Advisory and Placement Agent Agreement

Cantor Engagement Letter

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

Pursuant to the engagement letter, upon consummation of the proposed Quantum Space Business Combination, Cantor Fitzgerald & Co. will be entitled to a non-refundable cash fee of $6.0 million (the “Business Combination Fee”), which is creditable against certain financing fees earned by Cantor Fitzgerald & Co. In addition, upon the closing of any financing transaction, Cantor Fitzgerald & Co. will be entitled to a non-refundable cash fee equal to 5.0% of the aggregate gross proceeds raised in such financing (the “Financing Fee”), subject to the terms of the engagement letter. The agreement also provides for reimbursement of certain expenses and contains customary indemnification provisions. As of September 30, 2026, the proposed Quantum Space Business Combination and any related financing transactions had not been consummated.

Moelis Engagement Letter

On May 20, 2026, the Company and Quantum Space entered into an engagement letter with Moelis in connection with the proposed Quantum Space Business Combination. Pursuant to the engagement letter, Moelis was engaged to serve as the Company’s co-placement agent for potential financing transactions in connection with the proposed Quantum Space Business Combination, including a PIPE and other private placements. Moelis’ services include, among other things, assistance with business and financial analysis, and support in connection with offering materials, marketing strategy, investor outreach, negotiations with prospective investors, and the timing, structure and pricing of financing transactions.

Pursuant to the engagement letter, Moelis will be entitled to a non-refundable cash transaction fee, equal to 30.0% of the aggregate fees payable to all placement agents in connection with such transaction. The aggregate placement agent fees are equal to 5.0% of the aggregate gross proceeds raised in each financing transaction, subject to the terms of the engagement letter. The agreement also provides for reimbursement of certain expenses and contains customary indemnification provisions. As of September 30, 2026, the proposed Quantum Space Business Combination and any related financing transactions had not been consummated.

Amendment to the Quantum Space Business Combination Agreement and Registration Statement

On October 22, 2026, the Company, PubCo, Merger Sub and Quantum Space entered into an Amendment to the Business Combination Agreement and Company Disclosure Letter. The BCA Amendment provides that the parties intend to list the PubCo Class A-1 Common Stock and PubCo Warrants on the NYSE rather than Nasdaq Global Market. It also replaces the fixed seven-director post-Closing PubCo board composition with a number of directors, appointed in accordance with NYSE rules, to be determined by Quantum Space with the approval of the Company. In addition, it makes conforming changes to the Business Combination Agreement, including to the listing covenant, the listing condition to Closing and the director independence requirement, and replaces Annex 3.03(a) (Capitalization Table) to the Company Disclosure Letter in its entirety.

On October 23, 2026 and October 27, 2026, the Company, PubCo and Quantum Space filed amendments to the Registration Statement on Form S-4 with the SEC. On October 29, 2026, the Registration Statement was declared effective by the SEC, and the definitive proxy statement/prospectus was filed on the same date. The Company has scheduled an extraordinary general meeting of shareholders to be held on November 20, 2026 to consider and vote upon, among other proposals, the Business Combination Proposal. In connection with the extraordinary general meeting, Public Shareholders may elect to redeem their Public Shares on November 18, 2026. The consummation of the Quantum Space Business Combination remains subject to approval by the Company’s shareholders and the satisfaction or waiver of other customary closing conditions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 12, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of investment income on assets held in Trust Account from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Warrants (as defined below), as well as gains or losses arising from changes in the fair value of the forward contract. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $11,437,872, which consisted of investment income on assets held in Trust Account of $2,352,819 and gain on change in fair value of forward contract of $10,432,000, partially offset by general and administrative and operating costs of $1,346,947.

For the nine months ended September 30, 2026, we had a net income of $10,931,628, which consisted of investment income on assets held in Trust Account of $4,629,909 and gain on change in fair value of forward contract of $11,389,000, partially offset by compensation expense of $1,338,475 and general and administrative and operating costs of $3,748,806.

For the period from September 12, 2025 (inception) through September 30, 2025, we had a net loss of $5,889, which consisted of general and administrative and operating costs.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $253,000,000 was placed in the Trust Account. We incurred total transaction costs of $17,277,094, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee and $832,094 of other offering costs.

For the nine months ended September 30, 2026, net cash used in operating activities was $1,360,087. Net income of $10,931,628 was impacted by the compensation expense of $1,338,475, payment of formation and operating costs through promissory note of $25,889, gain on change in fair value of forward contract of $11,389,000, investment income on assets held in Trust Account of $4,629,909 and the changes in operating assets and liabilities provided $2,362,830 of cash from operating activities.

For the period from September 12, 2025 (inception) through September 30, 2025, net cash provided by operating activities was $0. Net loss of $5,889 was impacted by the changes in operating assets and liabilities provided $5,889 of cash from operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $257,129,909 (including $4,629,909 of interest income, less $500,000 withdrawn for working capital purposes) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any, and for Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing investment income on assets held in Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,341,865 outside the Trust Account. We intend to use the funds held outside the Trust Account plus Permitted Withdrawals primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not currently anticipate the need to raise additional funds in order to meet the expenditures required to operate our business prior the closing of a Business Combination. However, there can be no assurance that the funds available to us will be sufficient to permit us to operate through the consummation of a Business Combination. Our plans to address our liquidity needs include the completion of a Business Combination. There can be no assurance that such plans will be successful.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Services and Indemnification Agreement

Commencing on March 26, 2026, the Company entered into an agreement pursuant to which it will pay an aggregate of $29,167 per month to Inflection Point Asset Management LLC, an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of our management team. Any such payments prior to the initial Business Combination will be made from (i) funds held outside the Trust Account or (ii) funds released to the Company as permitted withdrawals. In addition, the Company agrees, pursuant to the services and indemnification agreement with the Sponsor and IPAM relating to the monthly payment for office space and administrative services provided to members of our management team described above, that the Company will indemnify the Sponsor and IPAM from any claims arising out of or relating to this offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. Additionally, on May 29, 2026, the Company entered into an agreement pursuant to which it will pay an aggregate of $12,500 per month to IPAM, commencing on May 18, 2026, for the services related to chief of staff of the Company. For the three and nine months ended September 30, 2026, the Company incurred $125,000 and $235,349 in administrative services fees, respectively. For the period from September 12, 2025 (inception) through September 30, 2025, no administrative services fees were incurred. As of September 30, 2026 and December 31, 2025, there were no outstanding balances related to administrative service fees.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2026, we have identified the following critical accounting estimates and policies:

Fair Value of Forward Contract

The forward contract related to the Series A SPAs is accounted for as a derivative and measured at fair value each reporting period (Level 3), with changes recognized in statements of operations. As of September 30, 2026, the forward contract was recorded as an asset of $11,389,000. Fair value is determined using a Probability-Weighted Expected Return Method, with the underlying Series A Preferred Stock and Preferred Investor Warrants valued using Monte Carlo simulation and binomial lattice models. The most significant assumption is the implied likelihood of completing the Business Combination (24.4%), which is derived from the market prices of our Class A ordinary shares and public warrants. The fair value of the forward contract is highly sensitive to changes in this assumption, and changes in it could materially affect our results of operations in future periods.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. For purposes of calculating net income (loss) per share, any accretion of the Class A ordinary shares subject to possible redemption is treated as dividends paid to the public shareholders.

The accompanying unaudited condensed consolidated statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income (loss) allocated to redeemable Class A ordinary shares by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for net income (loss) attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the founder shares, as these founder shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC and our proxy statement/prospectus filed with the SEC in connection with the Quantum Space Business Combination.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Engagement of IPAM Consultant

The Company engaged a consultant from Inflection Point Asset Management to act as its Chief of Staff. In connection with the engagement, which was executed on May 29, 2026 and effective May 18, 2026, the Company incurs a monthly fee of $12,500 to Inflection Point Asset Management. The audit committee pre-approved this monthly expense as a related party transaction.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of June 8, 2026, by and among Inflection Point Acquisition Corp. VI, IPFX PubCo, Inc., IPFX Merger Sub, Inc. and Quantum Space, LLC (incorporated herein by reference to Exhibit 2.1 to the current report on Form 8-K (File No. 001-43212), filed by the Company on June 12, 2026).
2.2	Amendment to Business Combination Agreement and Company Disclosure Letter, dated as of October 22, 2026, by and among Inflection Point Acquisition Corp. VI, IPFX PubCo, Inc., IPFX Merger Sub, Inc. and Quantum Space, LLC (incorporated herein by reference to Exhibit 2.1 to the current report on Form 8-K (File No. 001-43212), filed by the Company on October 23, 2026).
10.1	Services Agreement, dated May 29, 2026, by and between the Company, Inflection Point Asset Management LLC and consultant (incorporated herein by reference to Exhibit 10.8 to the quarterly report on Form 10-Q (File No. 001-43212), filed by the Company on August 19, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. VI

Date: November 13, 2026	By:	/s/ Kevin Shannon
	Name:	Kevin Shannon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Adam Saks
	Name:	Adam Saks
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)